Form 10-K
period 1997-12-31
CHEVY CHASE AUTO RECEIVABLES TRUST 1997-3
filed 1998-03-31
CIK 1048464

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                 Commission file number:
     December 31, 1997                            333-21707




                Chevy Chase Auto Receivables Trust 1997-3
         ____________________________________________________
          (Exact name of registrant as specified in charter)



            Maryland                                      52-0897004
________________________________                      ________________
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)


     c/o Chevy Chase Bank, F.S.B.
       8401 Connecticut Avenue
        Chevy Chase, Maryland                              20815
________________________________________               __________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (301) 986-7000
                                                    ________________

Securities registered pursuant to Section 12(b) of the Act:

                       None

Securities registered pursuant to Section 12(g) of the Act:

                       None



     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X    No
              _____     _____

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.










                     Introductory Note


Chevy Chase Bank, F.S.B. (the "Bank")is the seller and servicer under the Pooling and Servicing Agreement (" Agreement"), dated as of September 1, 1997, by and between the Bank and First Bank National Association, as the trustee. The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank.

By letter dated August 7, 1995, the Bank has requested an exemption from certain reporting and information requirements under the Exchange Act. Pending resolution of such request, the Bank intends to provide information in a manner consistent with such application. Accordingly, certain items of Form 10-K are designated below as "Not Applicable", and with respect to the remaining items the Bank is providing the information set forth below.


                        Part I

Item 1    Business

          Not Applicable


Item 2    Properties

          See the Annual Report filed pursuant to Item 14 Below.


Item 3    Legal Proceedings

          None


Item 4    Submission Of Matters To A Vote Of Security Holders

          None

                       Part II


Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co.
          is the sole holder of record of the Certificates, which it held on behalf of approximately 15 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997.



          To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

Item 6    Selected Financial Data

          Not Applicable

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Not Applicable

Item 8    Financial Statements and Supplementary Data

          Not Applicable

Item 9    Changes In And Disagreements With Accountants
          On Accounting and Financial Disclosure

          None



                        Part III

Item 10   Directors and Executive Officers of the Registrant

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management


          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 15 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1997.


$ 193,949,671 6.20% Auto Receivables Backed Certificates

                                           Aggregate Amount of        Percent
Name                                        Certificates Held        of Class
Bank of New York                                 36,129,000             18.63%
Bankers Trust Company                            55,360,000             28.54%
Boston Safe Deposit & Trust Co.                  20,540,000             10.59%
Citibank, N.A.                                   17,500,000              9.02%
PNC Bank, National Association                   14,950,000              7.71%
SSB-Custodian                                    18,020,000              9.29%






The address of each of the above participants is:

                     C/O The Depository Trust Company
                       7 Hanover Square, 22nd Floor
                           New York, NY   10004

Item 13   Certain Relationships and Related Transactions

          None

                   Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following document is filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1997



          No proxy soliciting material has been distributed by the Trust.








                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Chevy Chase Auto Receivables Trust 1997-3
                              By: Chevy Chase Bank, F.S.B.
                              Originator of the Trust and Servicer


Date:     03/31/98            By:  _________________________________________
                                                Joel A. Friedman
                                                Senior Vice President
                                                and Controller